Form 10-K
BEAR STEARNS ARM TRUST MORTGAGE PASS-THRO CERT SERIES 2001-3
filed 2004-03-30
CIK 1144325

UNITED STATES
                             SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, D.C. 20549



                                          FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2003

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

   c/o Wells Fargo Bank, N.A.
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

         Not applicable.

  Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
    Yes___       No X






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

         Not applicable.










                                   PART I

  Item 1.  Business.

            Omitted.

  Item 2.  Properties.

            See Item 15(a), Exhibits 99.1, 99.2, and 99.3, for information provided in lieu of information required by Item 102 of Regulation S-K.



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

            Records provided to the Trust by the DTC and the Trustee indicate that as of December 31, 2003, the number of holders of record for each class of Certificate was zero.

            The deal terminated in April 2003.


  Item 6.  Selected Financial Data.

            Omitted.


  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

            Omitted.


  Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

            Not applicable.

  Item 8.  Financial Statements and Supplementary Data.

            See Item 15(a), Exhibits 99.1, 99.2, 99.3, for information provided in lieu of information required by Item 302 of Regulation S-K.




  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

            None.

  Item 9A. Controls and Procedures.

            Not applicable.


                                PART III


  Item 10. Directors and Executive Officers of the Registrant.

            Not applicable.


  Item 11. Executive Compensation.

            Not applicable.


  Item 12. Security Ownership of Certain Beneficial Owners and Management.

            Not applicable.


  Item 13. Certain Relationships and Related Transactions.

            Not applicable.

  Item 14. Principal Accounting Fees and Services.

            Not applicable.


                                PART IV


  Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

   (a) Exhibits

     (99.1) Annual Independent Accountants' Servicing Reports concerning servicing activities for the year ended December 31, 2003.


       a) ABN Amro Mortgage Group, as Servicer <F1>
       b) Cendant Mortgage Corp, as Servicer <F1>
       c) Chevy Chase FSB, as Servicer <F2>
       d) Commercial Federal Mtg, as Servicer <F1>
       e) Washington Mutual Bank, F.A., as Servicer <F1>
       f) Wells Fargo Home Mortgage, Inc, as Servicer <F1>

     (99.2) Report of Management as to Compliance with Minimum Servicing
            Standards for the year ended December 31, 2003.


       a) ABN Amro Mortgage Group, as Servicer <F1>
       b) Cendant Mortgage Corp, as Servicer <F1>
       c) Chevy Chase FSB, as Servicer <F2>
       d) Commercial Federal Mtg, as Servicer <F1>
       e) Washington Mutual Bank, F.A., as Servicer <F1>
       f) Wells Fargo Home Mortgage, Inc, as Servicer <F1>

     (99.3) Annual Statements of Compliance under the Pooling and Servicing
            Agreements for the year ended December 31, 2003.


       a) ABN Amro Mortgage Group, as Servicer <F1>
       b) Cendant Mortgage Corp, as Servicer <F1>
       c) Chevy Chase FSB, as Servicer <F2>
       d) Commercial Federal Mtg, as Servicer <F1>
       e) Washington Mutual Bank, F.A., as Servicer <F1>
       f) Wells Fargo Home Mortgage, Inc, as Servicer <F1>


     (99.4) Aggregate Statement of Principal and Interest Distributions to
            Certificate Holders.


           No distributions to Certificate Holders were made during the fiscal period covered by this report.


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



     Bear Stearns ARM Trust
     Mortgage Pass-Through Certificates
     Series 2001-3
     (Registrant)



  Signed: Structured Asset Mortgage Investments Inc., as Seller


  By:     Jeffrey Mayer, President

  By: /s/ Jeffrey Mayer, President

  Dated: March 30, 2004


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


  Ex-31.1 Rule 13a-14(a)/15d-14(a) Certification

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

     In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties: ABN AMRO as Servicer, Cendant Mortgage Corp, as Servicer, Chevy Chase FSB, as Servicer, Commercial Federal Mtg, as Servicer, Homeside Lending Inc (TX), as Servicer, Washington Mutual Bank, F.A., as Servicer, Wells Fargo Home Mortgage, Inc, as Servicer and Wells Fargo Bank Minnesota, N.A., as
    Securities Administrator.


     Date: March 30, 2004

     /s/ Jeffrey Mayer
     Signature

     President
     Title




Ex-99.4
   Schedule of Year-To-Date Principal and Interest Distributions to Certificateholders



   Class                              Interest             Principal               Losses             Ending Balance


  B1                                 $121,462.01             $6,242,648.70              $0.00         $0.00
  B2                                  $68,320.92             $3,511,415.01              $0.00         $0.00
  B3                                  $45,547.67             $2,340,963.32              $0.00         $0.00
  B4                                  $30,365.49             $1,560,662.17              $0.00         $0.00
  B5                                  $15,183.34               $780,361.04              $0.00         $0.00
  B6                                  $22,730.57             $1,162,243.41          $8,358.01         $0.00
  IA                                 $117,938.12             $5,992,506.92              $0.00         $0.00
  IIA1                                     $0.00                     $0.00              $0.00         $0.00
  IIA2                                     $0.00                     $0.00              $0.00         $0.00
  IIA3                             $1,587,711.57            $99,215,548.20              $0.00         $0.00
  IIA4                                    $20.98                 $1,000.00              $0.00         $0.00
  IIIA                               $865,947.66            $49,512,887.36              $0.00         $0.00
  IIX                                $101,860.14                     $0.00              $0.00         $0.00
  IVA                                $352,715.74            $19,405,769.57              $0.00         $0.00
  R1                                       $0.00                     $0.00              $0.00         $0.00
  R2                                       $0.00                     $0.00              $0.00         $0.00
  R3                                       $0.00                     $0.00              $0.00         $0.00
  VA                                 $296,345.30            $17,614,765.58              $0.00         $0.00
  VIA                                $203,757.10            $11,416,855.10              $0.00         $0.00



EX-99.1 (d)

Report on Management's Assertion on Compliance with Minimum Servicing Standards Set Forth in the Uniform Single Attestation Program for Mortgage Bankers


Report of Independent Accountants

Audit Committee
Chevy Chase Bank, F.S.B.

We have examined management's assertion, included in the accompanying report titled Report of Management, that Chevy Chase Bank, F.S.B (the "Bank") complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers
(USAP) during the year ended September 30, 2003. Management is responsible for the Bank's compliance with those requirements. Our responsibility is to express an opinion on management's assertions about the Bank's compliance based on our examination.

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

In our opinion, management's assertion, that the Bank complied with the aforementioned requirements during the year ended September 30, 2003, is fairly stated, in all material respects.

This report is intended solely for the information and use of the audit committee, management, and Federal Home Loan Mortgage Corporation, Federal National Mortgage Association, Government National Mortgage Association and is not intended to be and should not be used by anyone other than these specified parties.

/s/Ernst & Young LLP

McLean, Virginia
October 31, 2003



EX-99.2 (d)

CHEVY CHASE BANK(Logo)

Report of Management on Compliance with the Minimum Servicing Standards Set Forth in the Uniform Single Attestation Program for Mortgage Bankers

We, as members of management of Chevy Chase Bank, F.S.B., are responsible for complying with the minimum servicing standards as set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP"). We are also responsible for establishing and maintaining effective internal control over compliance with these standards.

We have performed an evaluation of the Bank's compliance with the minimum servicing standards as set forth in the USAP as of September 30, 2003 and for the year then ended. Based on this evaluation, we assert that during the year ended September 30, 2003, the Bank complied, in all material respects, with the minimum servicing standards set forth in the USAP.

As of and for the same period, the Bank had in effect a fidelity bond in the amount of $40,000,000 and an errors and omissions policy in the amount of $15,000,000.

Very truly yours,


/s/Alexander R.M. Boyle
Alexander R.M. Boyle
Vice Chairman of the Board


/s/ Stephen R. Halpin, Jr.
Stephen R. Halpin, Jr.
Executive Vice President and Chief
Financial Officer

/s/ Vicki L. Parry
Vicki L. Parry
Group Vice President

                                October 31, 2003


EX-99.3 (d)

Subject: Annual Audited Financial Statements Unifonn Single Audit Letter and Statement of Compliance Certification (F. Y. Ending 09/30/03)

In compliance with the servicing guidelines and requirements outlined in the Servicing Agreement between your company and Chevy Chase Bank, F .S.B., I hereby submit the above infonnation and reports for your review as follows:

(A) Enclosed is our 2003 Audited Financial Statement prepared by our independent accounting finn of Ernst & Young, by Mr. Robert G. Arnall, Audit Partner, at 8484 Westpark Drive, McLean, Virginia 22102, (703) 747- 0833, ill # 34-6565596.
This infonnation is confidential and by accepting it, you agree to maintain its confidentiality. This precludes all photo-copying, as well as distribution, other than for internal review purposes.

(B) Enclosed is a copy of the Unifonn Single Audit Letter issued by Ernst and Young.

(C) Evidence of our current Fidelity Bond (sent November 2003) and Errors and Omissions Insurance Policy Certificates showing coverage, limits of liability and deductibility was forwarded in March 2003 by our company under separate cover by our Insurance Agent: Chevy Chase Insurance Company, 7501 Wisconsin Avenue, Bethesda, Maryland 20814.

(D) As Loan Servicing Manager and an Officer of Chevy Chase Bank, and having authorization to issue this officers certification statement, I hereby submit the following: 1. All infonnation pertaining to real estate transactions has been reported as required by the Internal Revenue Service. 2. All insurance premiums for each Hazard Insurance Policy, Flood Insurance Policy (if any), Primary Mortgage Insurance Policy (if any),

Annual Compliance Page 2

and FHA Certification of Mortgage Insurance (if any), all taxes, ground rents and other charges have been paid when due or within applicable grace periods. 3. Analysis has been made to ensure sufficient moneys are being collected in escrow for the current year. 4. The status of each mortgage has been reported to the major credit repositories each month.
5. All required interest rate and/or monthly payment adjustments for the ARMS and OP ARMS were made in accordance with the mortgage documents.

The officer signing this certificate has reviewed the activities and performance of the Servicer during the preceding fiscal year under the Servicing Agreement and, to the best of the officer's knowledge, the Servicer has fulfilled all of its duties, responsibilities and obligations under the Servicing Agreement throughout such year.

Sincerely,
/s/Vicki L. Parry
Vicki L. Parry
Group Vice President
Mortgage Loan Servicing Division
VLP:eay
Enclosures

Annual Compliance Page 3

Below is an updated list of key personnel in our Mortgage Banking Division with corresponding titles and areas of responsibility:

NAME/RESPONSIBILITY
Robert D. Broeksmit, President B.F. Saul Mortgage Company (240) 497-8300 Robert
B. Buffalo, Group V .P .Mortgage Operations (240) 497-8030 Vicki L. Parry, Group V.P .Loan Servicing Manager (301) 939-4076 Joseph P. Eger, V.P. Assistant Servicing Manager (301) 939-4075 Customer Service/Collections/Cash Payoffs/Releases Carol Thomas, V .P .Accounting Servicing Manager (240) 497-7069 Investor Reporting Debbie Adams, S.M.O. Special Loans Manager (301) 939-4115 ARMS/Conversions/Balloons/Resets Doris Raffo, A. V .P .Escrow Manager (301) 939-4095 Jeffrey Huston, V.P. Loss Mitigation Manager (301) 939-4057 Bankruptcy/Foreclosure/REOS